Form 10-Q
period 1996-03-31
NEOZYME II CORP
filed 1996-05-15
CIK 884392

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

     Commission file number        0-19918
                                   -------

                             NEOZYME II CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


British Virgin Islands                                           N/A
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)



Todman Building, Main Street, Road Town, Tortola, British Virgin Islands
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



                                 (809) 494-2065
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     No
                                           ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

                      Class                       Outstanding at April 30, 1996:
                      -----                       ------------------------------

       Callable Common Stock, $.01 par value              2,415,000


Total number of pages in document - 15
Exhibit index located on page - 10

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            FORM 10-Q, MARCH 31, 1996

                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------

PART I.         FINANCIAL INFORMATION

                ITEM 1.    Unaudited Condensed Financial Statements

                  Statements of Operations for the Three Months Ended
                   March 31, 1996 and 1995 and Cumulative from Inception
                   (March 2, 1992) .......................................   3

                  Balance Sheets as of March 31, 1996 and
                   December 31, 1995 .....................................   4

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1995 and Cumulative from Inception
                  (March 2, 1992) ........................................   5

                  Notes to Unaudited Condensed Financial Statements ......   6

                ITEM 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ...........   7

PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K .........................   8

Signatures ...............................................................   9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED
                                                           MARCH 31,                  CUMULATIVE FROM
                                                -----------------------------            INCEPTION
                                                  1996                 1995           (MARCH 2, 1992)
                                                  ----                 ----           ---------------

Investment income ................              $   244               $   480             $ 12,406
Costs and expenses:
   Technology license fee ........                   --                    --                5,000
   Research and development ......                5,379                 5,703               64,958
   General and administrative ....                   79                    60                1,275
                                                -------               -------             --------
     Total costs and expenses ....                5,458                 5,763               71,233
                                                -------               -------             --------

Net loss .........................              $(5,214)              $(5,283)            $(58,827)
                                                =======               =======             ========

Net loss per callable common share              $ (2.16)              $ (2.19)            $ (25.46)
                                                =======               =======             ========

Weighted average callable common
 shares outstanding ..............                2,415                 2,415                2,311
                                                =======               =======             ========



   The accompanying notes are an integral part of these condensed, unaudited financial statements.


                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                BALANCE SHEETS
                          (UNAUDITED, IN THOUSANDS)


                                                                MARCH 31,        DECEMBER 31,
                                                                  1996              1995
                                                                ---------        ------------
                         ASSETS
Current Assets:
   Cash and cash equivalents .........................          $ 14,086           $  5,546
   Short-term investments ............................             5,116             21,501
   Prepaid research & development ....................               208                 --
                                                                --------           --------
Total assets .........................................          $ 19,410           $ 27,047
                                                                ========           ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to Genzyme Corporation ....................          $     30           $  2,469
   Accrued expenses ..................................               105                 92
                                                                --------           --------
      Total current liabilities ......................               135              2,561

Note payable to Genzyme Corporation ..................               100                100

Stockholders' Equity:
   Callable common Stock, $1.00 par value;
   authorized 9,000,000 shares, 2,415,000 shares
   issued and outstanding ............................             2,415              2,415
   Additional paid-in capital ........................            75,620             75,620
   Deficit accumulated during the development stage...           (58,827)           (53,613)
   Unrealized loss on investments ....................               (33)               (36)
                                                                --------           --------
    Total stockholders' equity .......................            19,175             24,386
                                                                --------           --------
Total liabilities and stockholders' equity ...........          $ 19,410           $ 27,047
                                                                ========           ========



   The accompanying notes are an integral part of these condensed, unaudited financial statements.

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,                CUMULATIVE
                                                                  --------------------------     FROM INCEPTION
                                                                    1996             1995        (MARCH 2, 1992)
                                                                    ----             ----        ---------------
Cash flow from operating activities:
    Net loss .................................................    $(5,214)          $(5,283)        $ (58,825)
    Reconciliation of net loss to net cash
     used by operating activities:
       (Gain)/loss on sales of investments ...................        (25)               35            (1,919)
       Accrued interest/amortization on investments ..........        301                40               860
       Prepaid research and development ......................       (208)             (386)             (208)
       Payable to Genzyme Corporation ........................     (2,439)             (729)               28
       Accrued expenses ......................................         13                 8               105
                                                                  -------           -------         ---------

    Net cash used by operating activities ....................     (8,174)           (6,315)          (59,959)

Cash flow from investing activities:
    Purchases of short-term investments ......................         --                --           (31,216)
    Purchase of long-term investment .........................         --                --          (109,521)
    Sales and maturities of short-term investments ...........     16,714             7,050            63,958
    Sales and maturities of long-term investments ............         --                --            72,689
                                                                  -------           -------         ---------

    Net cash provided (used) by investing activities .........     16,714             7,050            (4,090)

Cash flow from financing activities:
    Issuance of note payable to
     Genzyme Corporation .....................................         --                --               100
    Issuance of callable common stock ........................         --                --            78,035
                                                                  -------           -------         ---------

    Net cash provided by financing activities ................         --                --            78,135
                                                                  -------           -------         ---------

Increase (decrease) in cash and cash equivalents .............      8,540               735            14,086
Cash and cash equivalents at beginning of period .............      5,546               135                --
                                                                  -------           -------         ---------
Cash and cash equivalents at end of period ...................    $14,086           $   870         $  14,086
                                                                  =======           =======         =========


              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                             NEOZYME II CORPORATION
                        (A Development Stage Enterprise)
                                 March 31, 1996

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS FOR PRESENTATION:

                  Neozyme II Corporation ("Neozyme II" or the "Company") is a development stage enterprise engaged in the research, development and clinical testing of biotherapeutic products for the treatment of cystic fibrosis.

                  These unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

                  The financial statements for the three months ended March 31, 1996 and 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  As of March 31, 1996, investments totaling $5,116,000 were classified as available for sale and, accordingly, unrealized holding losses totaling $33,000 have been recognized in a separate component of stockholders' equity.

3.       PURCHASE OPTION AGREEMENT WITH GENZYME CORPORATION:

                  Under the Purchase Option Agreement, Genzyme has the option, exercisable not later than December 31, 1996, to purchase all, but not less than all, of the Callable Common Stock, at stated prices which increase over time. The purchase price increases based on a formula which prorates evenly by month the difference between a given and prior year purchase price plus the prior year purchase price.

         IF THE STOCK PURCHASE                 OPTION EXERCISE        TOTAL
         OPTION IS EXERCISED:                  PRICE PER SHARE       PAYMENT
         -------------------                   ---------------      ---------
         On or before December 31, 1995...          $ 83          $200,445,000
         December 31, 1996................           117           282,555,000

         The purchase price, if exercised at March 31, 1996, was $91.50 per share for a total payment of $220,972,500.

                  The Purchase Option Agreement may be terminated by Neozyme II following expenditure of the funds available for its development program unless Genzyme funds or obtains funding to continue the development program.

                             NEOZYME II CORPORATION
                        (A Development Stage Enterprise)
                    For the Three Months Ended March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

         Neozyme II incurred a net loss for the three months ended March 31, 1996 totaling $5,214,000 ($2.16 per share) as compared to $5,283,000 ($2.19 per share) for the corresponding period in 1995. The net losses are primarily attributable to contracted research and development expenses paid to Genzyme Corporation ("Genzyme"). These expenses totaled $5,379,000 for the three months ended March 31, 1996 as compared to $5,703,000 for the same period in 1995. The 6% decrease in research and development expenses resulted from a decrease in expenses incurred by Genzyme related to external support contracted in support of the Neozyme II development programs. General and administrative expenses, which consist of administrative and management support together with legal, auditing and other operating costs increased 32% to $79,000 for the three months ended March 31, 1996 as compared to $60,000, for the corresponding period in 1995 due primarily to increased insurance, consulting, patent and annual meeting expenses.

         The Company's sole source of revenue has been the income earned from the investment of funds received from the initial public offering. Investment income for the three months ended March 31, 1996 was $244,000 as compared to $480,000 for the same period in 1995, a decrease of 49%. The 49% decrease was due primarily to lower average cash and investment balances. Investment income for the three months ended March 31, 1996 included realized gains on the sales of securities of $25,000, whereas investment income for the corresponding period in 1995 included realized losses on sales of securities of $35,000.

FINANCIAL CONDITION
- -------------------

         Neozyme II's only source of funding and capital resources has been the proceeds from the initial public offering plus income earned thereon. It is expected that Neozyme II will continue to experience significant losses as substantially all of the offering proceeds are committed to funding the work performed by Genzyme under the Development Agreement. As of March 31, 1996, the Company had $19.2 million in cash, cash equivalents and short-term investments, a decrease of $7.8 million from December 31, 1995 resulting primarily from expenses of $5.2 million incurred for the funding of operations in the first quarter of 1996, and a reduction in the amount payable to Genzyme for contracted research and development efforts incurred in the fourth quarter of 1995 of $2.4 million. It is anticipated that this balance will be sufficient to fund the Company's operations through December 31, 1996. Substantial additional funds are expected to be required in order to complete the clinical testing and commercialization of Neozyme II's products. If Genzyme does not exercise the Purchase Option to acquire all of the Company's outstanding shares of callable common stock, Neozyme II will need to find alternative ways to fund commercialization of its products. There can be no assurance that the Products will be developed to the point of commercialization or that Neozyme II will be able to find such alternative ways to fund such commercialization. If Genzyme does not exercise the Purchase Option and Neozyme II decides to complete development, manufacture or marketing of the products itself, Neozyme II will need substantial additional funds. Genzyme is not obligated to provide those funds and there can be no assurance that such funds will be available from others on attractive terms, if at all.

                             NEOZYME II CORPORATION
                            FORM 10-Q, MARCH 31, 1996


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               24.1     Power of Attorney.  Filed herewith.


               24.2     Certified copy of Board of Directors
                        resolution authorizing power of
                        attorney.  Filed herewith.

               27       Financial Data Schedule for Neozyme II
                        Corporation (for EDGAR filing purposes only). Filed herewith.

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ending March 31, 1996.

                             NEOZYME II CORPORATION
                            FORM 10-Q, MARCH 31, 1996




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NEOZYME II CORPORATION


DATE:      May 15, 1996                By: /s/ David J. McLachlan
                                          -----------------------
                                            David J. McLachlan
                                            Attorney-in-fact for
                                            Paul M. Edwards, Duly
                                            Authorized Officer and
                                            Principal Executive,
                                            Financial and Accounting
                                            Officer