Form 10-Q
period 1996-06-30
NEOZYME II CORP
filed 1996-08-14
CIK 884392

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


              Commission file number            0-19918
                                    --------------------------------


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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X    No
                                            ------    ------


The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

               Class                          Outstanding at July 31, 1996:
               -----                          -----------------------------

Callable Common Stock, $1.00 par value                  2,415,000


Total number of pages in document - 15
Exhibit index located on page - 12

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Neozyme II Corporation ("Neozyme II" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future operations and expenditures, the Company's ability to overcome technical challenges associated with the development of its technology, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and the exercise by Genzyme Corporation of its right to purchase all of the Company's outstanding Callable Common Stock. All such forward-looking statements are necessarily only estimates of future events and the actual events may differ materially from these estimates due to a number of factors, including (i) the Company's ability to demonstrate significant progress toward successful completion of preclinical and clinical development of its products and services, (ii) decisions, and the timing of decisions, made by the United States Food and Drug Administration and other agencies regarding regulatory approval of the Company's products and services, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) the Company's ability to obtain patent and other proprietary rights protection for its products and services, (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. See also "Factors Affecting Future Operations" under
Item 7. Management's Discussion and Analysis of Financial Condition and results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            FORM 10-Q, JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

ITEM 1.   Unaudited Condensed Financial Statements

            Statements of Operations for the Three Months and
            Six Months Ended June 30, 1996 and 1995 and
            Cumulative from Inception (March 2, 1992) ...............     4

            Balance Sheets as of June 30, 1996 and
            December 31, 1995 .......................................     5

            Statements of Cash Flows for the Six Months Ended
            June 30, 1996 and 1995 and Cumulative from
            Inception (March 2, 1992) ...............................     6

            Notes to Unaudited Condensed Financial Statements .......     7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .......................     8

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ..........................    10

Signatures ..........................................................    11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                        NEOZYME II CORPORATION
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF OPERATIONS
                          (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    THREE MONTHS ENDED             SIX MONTHS ENDED             CUMULATIVE
                                          JUNE 30,                      JUNE 30,                   FROM
                                   ---------------------        ----------------------           INCEPTION
                                    1996         1995            1996          1995           (MARCH 2, 1992)
                                     ----         ----            ----          ----           --------------

Investment income ..............   $   209      $   340         $    453      $    820            $ 12,615

Costs and expenses:
  Technology license fee .......         -            -                -             -               5,000
  Research and development .....     5,217        5,949           10,596        11,652              70,175
  General and administrative ...        83           98              162           158               1,358
                                   -------      -------         --------      --------            --------
                                     5,300        6,047           10,758        11,810              76,533
                                   -------      -------         --------      --------            --------

Net loss .......................   $(5,091)     $(5,707)        $(10,305)     $(10,990)           $(63,918)
                                   =======      =======         ========      ========            ========
Net loss per callable
 common share ..................   $ (2.11)     $ (2.36)        $  (4.27)     $  (4.55)           $ (27.59)
                                   =======      =======         ========      ========            ========

Weighted average callable
 common shares outstanding .....     2,415        2,415            2,415         2,415               2,317
                                   =======      =======         ========      ========            ========

              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30,      DECEMBER 31,
                                                          1996            1995
                                                          ----            ----
               ASSETS

Current Assets:
   Cash and cash equivalents .......................    $  8,636        $  5,546
   Short-term investments ..........................       5,178          21,501
   Prepaid research and development ................         527               -
                                                        --------        --------
                                                        $ 14,341        $ 27,047
                                                        ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to Genzyme Corporation ..................          29           2,469
   Accrued expenses ................................         129              92
                                                        --------        --------
      Total current liabilities ....................         158           2,561

Note payable to Genzyme Corporation ................         100             100

Stockholders' Equity:
   Callable common Stock, $1.00 par value;
    authorized 9,000,000 shares, 2,415,000
    shares issued and outstanding ..................       2,415           2,415
   Additional paid-in capital ......................      75,620          75,620
   Deficit accumulated during the
    development stage ..............................     (63,918)        (53,613)
   Unrealized loss on investments ..................         (34)            (36)
                                                        --------        --------
                                                          14,083          24,386
                                                        --------        --------
                                                        $ 14,341        $ 27,047
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


                                     NEOZYME II CORPORATION
                                (A DEVELOPMENT STAGE ENTERPRISE)
                                    STATEMENTS OF CASH FLOWS
                                    (UNAUDITED, IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,             CUMULATIVE
                                                               --------------------      FROM INCEPTION
                                                               1996            1995      (MARCH 2, 1992)
                                                               ----            ----      ---------------
Cash flow from operating activities:
    Net loss ............................................   $(10,305)        $(10,990)      $ (63,918)
    Reconciliation of net loss to net cash
     used by operating activities:
       (Gain)/loss on sale of investments ...............        (25)             226          (1,919)
       Accrued interest/amortization on investments .....       (365)             276             796
       Prepaid research and development .................       (527)            (374)           (527)
       Due from Genzyme Corporation .....................          -                -               -
       Payable to Genzyme Limited .......................          -                -               -
       Payable to Genzyme Corporation ...................     (2,440)            (729)             29
       Accrued expenses .................................         37               41             129
                                                            --------         --------       ---------

    Net cash used by operating activities ...............    (13,625)         (11,550)        (65,410)

Cash flow from investing activities:
    Purchases of short-term investments .................          -                -         (31,216)
    Purchase of long-term investment ....................          -                -        (109,521)
    Sales and maturities of short-term investments ......     16,715           22,638          63,959
    Sales and maturities of long-term investments .......          -                -          72,689
                                                            --------         --------       ---------

    Net cash provided (used) by investing activities ....     16,715           22,638          (4,089)

Cash flow from financing activities:
    Issuance of note payable to Genzyme Corporation .....          -                -             100
    Issuance of callable common stock ...................          -                -          78,035
                                                            --------         --------       ---------

    Net cash provided by financing activities ...........          -                -          78,135
                                                            --------         --------       ---------

Increase in cash and cash equivalents ...................      3,090           11,088           8,636
Cash and cash equivalents at beginning of period ........      5,546              135               -
                                                            --------         --------       ---------
Cash and cash equivalents at end of period ..............   $  8,636         $ 11,223       $   8,636
                                                            ========         ========       =========

              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  JUNE 30, 1996

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

          The financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   ACCOUNTING POLICIES:

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          As of June 30, 1996, investments totaling $5,178,000 were classified as available for sale and, accordingly, unrealized holding losses totaling $34,000 have been recognized in a separate component of stockholders' equity.

3.   PURCHASE OPTION AGREEMENT WITH GENZYME CORPORATION:


          Under the Purchase Option Agreement, Genzyme has the option (the
     "Purchase Option"), exercisable not later than December 31, 1996, to purchase all, but not less than all, of the Callable Common Stock, at stated prices which increase over time. The purchase price increases based on a formula which prorates evenly by month the difference between a given and prior year purchase price plus the prior year purchase price.

     IF THE STOCK PURCHASE               OPTION EXERCISE        TOTAL
     OPTION IS EXERCISED:                PRICE PER SHARE       PAYMENT
     -------------------                 ---------------     ------------
     On or before December 31, 1995...        $ 83           $200,445,000
     December 31, 1996................         117            282,555,000

     The purchase price, if exercised at June 30, 1996, was $100.00 per share for a total payment of $241,500,000.

          The Purchase Option Agreement may be terminated by Neozyme II following expenditure of the funds available for its development program unless Genzyme funds or obtains funding to continue the development program.

4.   TERMINATION OF LICENSE AND DEVELOPMENT AGREEMENT WITH NABI

          Under agreement with Genzyme, Neozyme II funds Genzyme's obligations to provide development funding to NABI in exchange for the exclusive rights that Genzyme has acquired to market, on a worldwide basis, HyperGAM+[Trademark]CF, for the treatment of Pseudomonas lung infections in Cystic Fibrosis patients. In June 1996, Neozyme II and NABI announced the halt of their Phase II clinical trial for HyperGAM+[Trademark]CF after receiving the results of an interim analysis of the data from the trial by an independent statistician which showed no evidence of a reduction in the number of acute pulmonary exacerbations in trial participants. No major issues with the safety of the product were identified. On June 21, 1996, after review of the interim analysis data, the Board of Directors of Neozyme II voted unanimously to terminate the License and Development Agreement with NABI. Under the terms of this Agreement, Neozyme II is required to reimburse NABI for certain costs incurred in connection with the wind down of the HyperGAM+[Trademark]CF program up to maximum of $900,000.

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Neozyme II incurred net losses for the three and six months ended June 30, 1996 totaling $5,091,000 ($2.11 per share) and $10,305,000 ($4.27 per share), respectively, as compared to $5,707,000 ($2.36 per share) and $10,990,000 ($4.55 per share), respectively, for the corresponding periods in 1995. The net losses are primarily attributable to contracted research and development expenses paid to Genzyme Corporation ("Genzyme") which totaled $5,217,000 and $10,596,000, respectively, for the three and six months ended June 30, 1996 as compared to $5,949,000 and $11,652,000 for the same periods in 1995. The decrease in research and development expenses of 12% and 9%, respectively, for the three and six months ended June 30, 1996 resulted from a reduction in expenses incurred by Genzyme related to external support contracted to assist with the Neozyme II development programs. General and administrative expenses, which consist of administrative and management support together with legal, auditing and other operating costs totaled $83,000 and $162,000 for the three and six months ended June 30, 1996, respectively, as compared to $98,000 and $158,000, respectively, for the corresponding periods in 1995. The 15% decrease in general administrative expenses for the three months ended June 30, 1996 was due primarily to a reduction in legal expenses related to patent maintenance and defense. For the six months ended June 30, 1996, general and administrative expenses increased 3% as compared to the same period in 1995 due to increased insurance and annual meeting costs incurred in the first quarter of 1996 offset by a reduction in legal expenses in the second quarter of 1996.

     The Company's only source of revenue has been the interest earned on the investment of funds received from the initial public offering. Investment income for the three and six months ended June 30, 1996 was $209,000 and $453,000, respectively, as compared to $340,000 and $820,000, respectively, for the same periods in 1995. Investment income for the three and six months ended June 30, 1995 included realized losses on sales of securities of $191,000 and $226,000, respectively, whereas no realized losses or gains were recorded in the corresponding periods of 1996. Excluding the effect of these realized losses, investment income for the three and six months ended June 30, 1996 decreased 61% and 57%, respectively, due primarily to lower average cash and investment balances.

FINANCIAL CONDITION
- -------------------

     Neozyme II's only source of funding and capital resources has been the proceeds from the initial public offering plus income earned thereon. It is expected that Neozyme II will continue to experience significant losses as substantially all of the offering proceeds are committed to funding the work performed by Genzyme under the Development Agreement. As of June 30, 1996, the Company had $13.8 million in cash, cash equivalents and short-term investments, a decrease of $13.2 million from December 31, 1995 resulting primarily from $10.3 million required to fund operations in the first six months of 1996, a reduction in the amount payable to Genzyme for contracted research and development efforts incurred in the fourth quarter of 1995 of $2.4 million and $0.5 million in prepayments to Genzyme for future research and development expenses. It is anticipated that this balance will be sufficient to fund the Company's operations through December 31, 1996. Substantial additional funds are expected to be required in order to complete the clinical testing and commercialization of Neozyme II's products. If Genzyme does not exercise the Purchase Option to acquire all of the Company's outstanding shares of callable common stock, Neozyme II will need to find alternative ways to fund commercialization of its products. There can be no assurance that the Products will be developed to the point of commercialization or that Neozyme II will be able to find such alternative ways to fund such commercialization. If Genzyme does not exercise the Purchase Option and Neozyme II decides to complete development, manufacture or marketing of the products itself, Neozyme II will need substantial additional funds. Genzyme is not obligated to provide those funds and there can be no assurance that such funds will be available from others on attractive terms, if at all.

  Under agreement with Genzyme, Neozyme II funds Genzyme's obligations to provide development funding to NABI in exchange for the exclusive rights that Genzyme has acquired to market, on a worldwide basis, HyperGAM+[TM]CF, for the treatment of Pseudomonas lung infections in Cystic Fibrosis patients. In June 1996, Neozyme II and NABI announced the halt of their Phase II clinical trial for HyperGAM+[TM]CF after receiving the results of an interim analysis of the data from the trial by an independent statistician which showed no evidence of a reduction in the number of acute pulmonary exacerbations in trial participants. No major issues with the safety of the product were identified. On June 21, 1996, after review of the interim analysis data, the Board of Directors of Neozyme II voted unanimously to terminate the License and Development Agreement with NABI. Under the terms of this Agreement, Neozyme II is required to reimburse NABI for certain costs incurred in connection with the wind down of the HyperGAM+[Trademark]CF program up to a maximum of $900,000.

                             NEOZYME II CORPORATION
                            FORM 10-Q, JUNE 30, 1996


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on Thursday, May 30, 1996. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

         (a) Proposal to elect directors: Kennett F. Burnes, by a vote of 2,056,010 in favor and 129,000 votes withheld, Robert J. Carpenter, by a vote of 2,056,010 in favor and 129,000 votes withheld, and Robert E. Flynn, by a vote of 2,056,010 in favor and 129,000 withheld, were re-elected as directors of the Company for a term of office expiring in 1999. There were no abstentions or broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               24.1     Power of Attorney.  Filed herewith.


               24.2     Certified copy of Board of Directors
                        resolution authorizing power of
                        attorney. Filed as Exhibit 24.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-19918) and incorporated herein by reference.

               27       Financial Data Schedule for Neozyme II
                        Corporation (for EDGAR filing purposes only). Filed herewith.

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ending June 30, 1996.

                             NEOZYME II CORPORATION
                            FORM 10-Q, JUNE 30, 1996


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NEOZYME II CORPORATION


DATE:      August 14, 1996            By: /s/ David J. McLachlan
                                          -----------------------
                                          David J. McLachlan
                                          Attorney-in-fact for
                                          Paul M. Edwards, Duly
                                          Authorized Officer and
                                          Principal Executive,
                                          Financial and Accounting
                                          Officer

                             NEOZYME II CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            FORM 10-Q, JUNE 30, 1996


                                  EXHIBIT INDEX


Exhibit
  No.                      Description                                 Page No.
- -------                    -----------                                 --------

 24.1         Power of Attorney.  Filed herewith.                         13


 24.2         Certified copy of Board of Directors'
              resolution authorizing power of
              attorney.  Filed as Exhibit 24.2 to the Company's
              Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996 (Commission File No.
              0-19918) and incorporated herein by reference.

 27           Financial Data Schedule for Neozyme II
              Corporation (for EDGAR filing purposes only).               15